Form 10-Q
period 2000-09-30
GEM INTERNATIONAL USA INC
filed 2001-01-04
CIK 1116561

                  SECURITIES & EXCHANGE COMMISSION
                        WASHINGTON DC 20549

                            Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 or (15)d OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

                               OR

[ ]    TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period ________ to _________

                   Commission file number 0-30845


                   GEM INTERNATIONAL (USA), INC.
 (Exact name of small business issuer as specified in its charter)


Nevada                             87-0628796
(State or other jurisdiction of    (IRS Employer Identification
Incorporation or Organization)     No.)


                         1720 Hampton Drive
                    Coquitlam, British Columbia
                           Canada V3E 3C9
              (Address of principal executive office)

                           (604) 941-0458
                    (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.       YES [ X ]  NO [ ]

As of May 18, 2000 there were 4,692,750 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)
     YES [ ]  NO [ X ]

                   GEM INTERNATIONAL (USA), INC.
                   (A Development Stage Company)
                         September 30, 2000

                         TABLE OF CONTENTS






     FINANCIAL STATEMENTS

          Balance Sheets                                    F-2

          Statements of Operations                          F-3

          Statement of Stockholders' Equity (Deficit)       F-4

          Statements of Cash Flows                          F-5

     NOTES TO THE FINANCIAL STATEMENTS                      F-6



     Management's Discussion and Analysis of Financial Condition and Results of Operations


     PART II   Other Information























       3               GEM INTERNATIONAL (USA), INC.
                   (A Development Stage Company)
                           BALANCE SHEETS
                                        September 30,  December 31,
                                        2000           1999
                                        (Unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents              $       310    $       841
 Accounts receivable                         15,660             -
 Inventory                                    6,677             -
 Note receivable, related party              42,485          5,000
 Accrued interest receivable                    743            128
                                        -----------    -----------
     Total Current Assets                    65,875          5,969
                                        -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
 Office equipment                            17,954         12,861
 Accumulated depreciation                    (4,148)        (1,636)
                                        -----------    -----------
     Total Property, Plant and Equipment     13,806         11,225
                                        -----------    -----------
OTHER ASSETS
 Deposits                                       300            300
                                        -----------    -----------
     Total Other Assets                         300            300
                                        -----------    -----------
TOTAL ASSETS                            $    79,981    $    17,494
                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                       $    15,190    $    16,978
 Bank overdraft                               1,489             -
 Note payable, related party                 39,329         39,329
                                        -----------    -----------
     Total Current Liabilities               56,008         56,307
                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES                    -              -
                                        -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $0.0001 par value;
  5,000,000,000 shares authorized,
  4,190,000 and 3,190,000 shares
  issued and outstanding, respectively          419            319
 Additional paid-in capital                 111,504          9,955
 Deficit accumulated during
  development stage                         (87,950)       (49,087)
                                        -----------    -----------
     Total Stockholders' Equity
      (Deficit)                              23,973        (38,813)
                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $    79,981    $    17,494
                                        ===========    ===========



       See accompanying notes and accountant's review report.
       4               GEM INTERNATIONAL (USA), INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS

                                                                     Inception
                        Quarter Ended          Nine Months Ended     (12-21-98)
                      9-30-00     9-30-99     9-30-00      9-30-99   to 9-30-00
                     (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)

REVENUES                 $  17,200  $      -   $  36,100 $       -  $    36,100
COST OF REVENUES            14,414         -      28,837         -       28,837
                         ---------  ---------  ---------  --------- -----------
GROSS PROFIT                 2,786         -       7,263         -        7,263
                         ---------  ---------  ---------  --------- -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Advertising                    -       3,368      6,063      3,368      17,985
 Depreciation                  837        720      2,512        720       4,148
 Bank charges                   55         40        183         46         252
 Excise and duty charges        -       5,778         -       5,778       5,778
 Freight                        -         520        289        520       1,060
 Licenses and fees              -          -         100         -          100
 Management fees             1,000         -      13,000         -       19,000
 Office expense                  9        316      5,125        316       6,282
 Professional expense       14,002      4,590     23,459      5,590      29,733
 Rent and storage              150         -         650         -        1,450
 Research and marketing      3,624         -       3,624         -        3,624
 Telephone and utilities        -       1,238         -       1,238       2,089
 Travel 286                  1,086      1,292      1,086      2,378       1,086
 Web site expenses              -       9,522         -       9,522      10,884
                         ---------  ---------  ---------  --------- -----------
   Total Expenses           19,963     27,178     56,297     28,184    104,763
                         ---------  ---------  ---------  --------- -----------
LOSS FROM OPERATIONS       (17,177)   (27,178)   (49,034)   (28,184)    (97,500)
                         ---------  ---------  ---------  --------- -----------
OTHER INCOME (EXPENSES)
 Interest income               743         -       1,820         -        1,950
 Other income               10,000         -      10,000         -       10,000
 Interest expense             (550)        -      (1,649)        -       (2,400)
                         ---------  ---------  ---------  --------- -----------
   Total Other Income
  (Expenses)                10,193         -      10,171         -        9,550
                         ---------  ---------  ---------  --------- -----------
LOSS BEFORE INCOME TAXES    (6,984)   (27,178)   (38,863)   (28,184)    (87,950)
INCOME TAXES                    -          -          -          -           -
                         ---------  ---------  ---------  --------- -----------
NET LOSS                 $  (6,984) $ (27,178) $ (38,863) $ (28,184) $  (87,950)
                         =========  =========  =========  =========  ==========
BASIC AND DILUTED NET LOSS PER
COMMON SHARE             $     nil  $   (0.01) $   (0.01) $   (0.02) $    (0.03)
                         =========  =========  =========  =========  ==========
WEIGHTED AVERAGE NUMBER OF
 BASIC AND DILUTED COMMON
 SHARES OUTSTANDING      4,190,000  3,190,000  3,861,533  1,463,993   3,209,153
                         =========  =========  =========  =========  ==========
         See accompanying notes and accountant's review report.

                      GEM INTERNATIONAL (USA), INC.
                      (A Development Stage Company)
                    STATEMENT OF STOCKHOLDER'S EQUITY

                                                        Accumulated
                         Common Stock       Additional  Deficit During
                         Number             Paid-in     Development
                         of Shares  Amount  Capital     Stage       Total

Stock issued in
 April 1999              3,190,000 $    319 $    8,991 $       -   $  9,310
 an average price of
 $0.003 per share

Cash contributed for
 start up costs                 -        -         213         -        213

Imputed interest on
 loan from shareholder          -        -         751         -        751

Net loss for the year
 ending 12-31-99                -        -          -     (49,087)  (49,087)
                         --------- -------- ---------- ----------  --------
Balances at 12-31-99     3,190,000      319      9,955    (49,087)  (38,813)

Stock issued for cash at
 $0.10 per share         1,000,000      100     99,900         -    100,000

Imputed interest on
 loan from shareholder          -        -       1,649         -      1,649

Net loss for the nine
 months ended 9-30-00           -        -          -     (38,863)  (38,863)
                         --------- -------- ---------- ----------  --------
Balance at
 9-30-00 (Unaudited)     4,190,000 $    419 $  111,504 $  (87,950) $ 23,973
                         ========= ======== ========== ==========  ========














       See accompanying notes and accountant's review report.

                   GEM INTERNATIONAL (USA), INC.
                   (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS
                                                               Inception
                                    Nine Months   Nine Months  (12-21-98)
                                    Ended         Ended            to
                                    9-30-00       9-30-99       9-30-00
                                   (Unaudited)   (Unaudited)  (Unaudited)
Cash flows from operating activities:
 Net loss                           $   (38,863) $   (28,184) $ (87,950)
 Adjustments to reconcile net
 loss to net cash used
    by operating activities:
 Depreciation expense                     2,512          720      4,148
 Imputed interest                         1,649           -       2,400
 Change in assets and liabilities:
 Accounts receivable                    (15,660)          -     (15,660)
 Accrued interest income                   (615)          -        (743)
 Inventory                               (6,677)          -      (6,677)
 Deposits                                    -          (500)        -
 Organizational costs                        -           213         -
 Accounts payable                        (1,788)       8,716     15,190
 Bank overdrafts                          1,489           -       1,189
                                    ----------- ------------  ---------
Net cash used by operating activities   (57,953)     (19,035)   (88,103)
                                    ----------- ------------ ----------
Cash flows from investing activities:
 Purchase computer and office equipment  (5,093)     (13,075)   (17,954)
 Investment in short-term note
  receivable                            (58,393)          -     (63,393)
 Payments received from short
  term note receivable                   20,908           -      20,908
                                    ----------- ------------ ----------
Net cash used by investing activities   (42,578)     (13,075)   (60,439)
                                    ----------- ------------ ----------
Cash flows from financing activities:
 Proceeds from sales of common stock    100,000        9,000    109,310
 Proceeds from related party loan            -        33,142     39,542
                                    ----------- ------------ ----------
Net cash provided by financing
 activities                             100,000       42,142    148,852
                                    ----------- ------------ ----------
 Net increase in cash and cash
  equivalents                              (531)      10,032        310
 Cash and cash equivalents
  beginning of period                       841           -          -
                                    ----------- ------------ ----------
 Cash and cash equivalents
  at end of period                  $       310 $     10,032 $      310
                                    =========== ============ ==========
Supplemental cash flow disclosures:
 Income taxes paid                  $        -  $         -  $       -
 Interest paid                      $        -  $         -  $       -
 Non-cash items:
Capital contribution for imputed
 interest                           $     1,649 $         -  $    2,400
         See accompanying notes and accountant's review report
                                  F-5

                   GEM INTERNATIONAL (USA), INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gem International (USA), Inc. (hereinafter "the Company") was incorporated on December 21, 1998 under the laws of the State of Nevada for the purpose of wholesale distribution of jewelry and gemstones. The Company commenced activity in April 1999. The Company maintains offices in Coquitlam, British Columbia, Canada and Blaine, Washington. The Company's fiscal year-end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Gem International
(USA), Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development Stage Activities

The Company has been in the development stage since its formation in December 1998 and has not yet realized any significant revenues from its planned operations. It is primarily engaged in wholesale distribution of jewelry and gemstones.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $38,863 for the nine month period ended September 30, 2000, has an accumulated deficit of $87,950, and had minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful and profitable operations. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

                   GEM INTERNATIONAL (USA), INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share, as there were no common stock equivalents outstanding.

Inventories

The Company had $6,677 in inventory as of September 30, 2000.
Inventory is purchased periodically for special orders and display purposes only and is stated at the lower of cost (using specific identification) or market.

The Company holds approximately $140,000 worth of inventory, valued at cost, on consignment from a related party, Queensland Opal N.L. (an Australian Corporation). See Note 7. This inventory remains the property of Queensland Opal N.L., which is responsible for maintaining insurance on the inventory, until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Revenue Recognition

The Company recognizes the net sale, gross proceeds less cost, at the point when title transfers from consignor to purchaser.

Revenues from special orders, not on consignment, are recognized when title transfers to purchaser.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers money market accounts and all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs

Advertising costs are charged to operations when incurred.

                   GEM INTERNATIONAL (USA), INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensated Absences

The Company has no employees. At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company's policy will be to recognize the cost of compensated absences when actually paid to employees.

Provision for Taxes

At September 30, 2000, the Company had an accumulated net operating loss of approximately $85,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Web Site Development

An outside consultant is planning and developing the Company's web site to sell the Company's products in the future. The planning and development costs incurred in this project, in the amount of $10,884 for the period from inception (December 21, 1998) through December 31, 1999, were expensed as incurred in accordance with SOP 98-1.

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company will capitalize web site development costs. At September 30, 2000, the Company has not incurred any web site development costs.

                   GEM INTERNATIONAL (USA), INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements

The interim financial statements as of and for the nine months ended September 30, 2000 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets."
In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. Asset values will be adjusted using the discounted future cash flows expected to be received for the assets. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their fair value

Translation of Foreign Currency

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities and items recorded in the income statement arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains or losses are included in income for the year. For the nine months ended September 30, 2000, the Company had a $7 transaction gain, which was included in office expense given the immaterial amount.

                   GEM INTERNATIONAL (USA), INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3 - PROPERTY PLANT AND EQUIPMENT

The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the declining balance method as follows and amounted to $2,512 for the nine-month period ended September 30, 2000:

          Computer Equipment                 30% declining balance
          Office Furniture and Equipment     20% declining balance

For income tax purposes, the statutory depreciation methods are used.

NOTE 4 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash balances at a bank in British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the United States dollar account is not insured.

                   GEM INTERNATIONAL (USA), INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 5 - COMMON STOCK

In April 1999, 3,190,000 shares of common stock were issued for cash at an average value of $0.003 per share.

During the nine-month period ending September 30, 2000, 1,000,000 shares of common stock were issued for $0.10 per share.

NOTE 6 - ADDITIONAL PAID-IN CAPITAL

During the year ended December 31, 1998, shareholders contributed $213 for start up costs. At September 30, 2000, the Company owed $39,329 to the president of the Company in the form of an uncollateralized note, which had no stated interest rate. However, interest is imputed using the applicable federal rate, which was 5.59% at the date the note was initiated (October 1, 1999). This transaction resulted in additional paid-in capital of $1,649 for the nine-month period ended September 30, 2000.

NOTE 7 - RELATED PARTIES

The Company holds inventory on consignment from a stockholder, Queensland Opal N.L., an Australian corporation, (hereinafter
"Queensland.") Queensland is owned and controlled by the Company's president. See Note 2.

During the period ended December 31, 1999, the Company loaned funds in the amount of $5,000 to a company, which is controlled by the Company's secretary and main shareholder. The purpose of this loan was to generate a higher interest return than at a banking institution. Interest is being charged at prime plus 2% (10.25%) on this uncollateralized obligation. The Company received full payment on this note, plus $266 in accrued interest in April 2000.

On April 1, 2000, the Company loaned additional funds in the amount of $58,393 to a company which is controlled by the Company's secretary and main shareholder. The purpose of this loan was to generate a higher interest return than at a banking institution. Interest is being charged at 7% per annum on this uncollateralized obligation. The Company intends to collect on this note before December 31, 2000. On September 30, 2000, the balance owing is $42,485, plus accrued interest. For additional related party transactions, see Note 6.

                   GEM INTERNATIONAL (USA), INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 8 - INTANGIBLE ASSETS

During 1998, Gem International (USA), Inc. incurred organization costs of $213. These organization costs were being amortized over sixty months beginning December 21, 1998. In accordance with SOP 98-5 (effective for fiscal years beginning after December 15, 1998), the Company has written off all its organization costs in the year ending December 31, 1999.

NOTE 9 - OTHER INCOME

During the nine months ended September 30, 2000, the Company was awarded an advertising reimbursement. Due to the past disbursements being expensed in two different years, the reimbursement is being recognized as income.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet includes $79,981 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

NOTE 11 - YEAR 2000 ISSUES

Like other companies, Gem International (USA), Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. Any costs associated with Year 2000 compliance are expensed when incurred. At this time, there have been no adverse effects relating to the Year 2000 issue.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The statements included in this registration statement regarding future financial performance and results and die other statements that are not historical facts are forward-looking statements. The words "expect. It "project," "estimate, " "predict," "anticipate," "believes," "intends" and similar expressions are intended to identify forward- looking statements. Such statements are based upon current expectations of Gem and involve a number of risks and uncertainties and should not be considered as guarantees of future performance. Readers are cautioned not to place undue reliance on these forward looking statements.

     Gem has inadequate cash to maintain operations during the next twelve months and must raise additional cash in order to Complete its website. In order to meet its cash requirements, Gem will have to raise additional capital through the sale of securities or loans, As of the date hereof, Gem has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through, the sale of securities in the future. 'Further, Gem has not initiated any negotiations for loans to Gem and there is no assurance that it will be able to raise additional capital in the future through loans. In the event that Gem is unable to raise additional capital, it may have to suspend or cease operations.
Gem does not intend to conduct any research or development of its services during the next twelve months other than the development of its web-site as described herein. See "Business." Gem does not intend to purchase a plant or significant equipment.

     Gem will hire employees on an as needed basis, however, Gem does not expect any significant changes in the number of employees.

     Gem expects to earn additional revenues in the fourth quarter of 2000. There is no assurance, however, that Gem will earn said revenues as planned.

Results of Operations

     Gem has had limited operations to date and its activities have consisted primarily of raising equity capital. Accordingly, Gem is considered to be a development stage enterprise as defined in SFAS 7. Operations to date have been funded by the sale of common stock along with related party debt. Future operations during The development stage will be funded by a combination of common stock sales and long term debt.

     Gem will be primarily engaged in operating as a wholesale distributor of jewels and gemstones. The Company is planning to utilize the Internet for electronic commerce and is currently developing an Internet web-site for that purpose.

As of the date hereof, the web-site has been designed and the front page completed. The portion of the web-site which consists of images and descriptions is approximately 30% completed, The balance of the web-site which consists of payment technology, inventory purchases, shipping and inventory control has yet to be completed.

     During the quarter ended September 30,2000, the Company bad revenue of $17,200 bringing total revenue from sales to $36, 100 for the nine months ended September 30, 2000, while the act loss amounted to $87,950 from inception to September 30, 2000.

     Gem anticipates minimal revenues from operations continuing until its web-site and infrastructure is fully developed. When Gem is fully operational, it expects the majority of revenues to come from wholesale customers.

     Given the current accumulated net losses and the anticipated future losses, them can be no assurance that Gem will achieve profitability or that if profitability is achieved, it will be sustained. Gem believes that its success will depend in large part on its ability to expand its operations into electronic commerce, encourage customer loyalty, and capitalize on the market for jewelry and precious stones, Accordingly, Gem intends to invest heavily in marketing and promotion, its direct sales and systems and infrastructure development. There can be no assurance that such expenditures will result in increased revenues or customer growth.

Liquidity and Capital Resources

     Gem had minimal working capital at September 30, 2000. Gem's ability to conduct operations depends upon Management's success in obtaining additional sources of financing primarily through additional offerings, bank loans, joint ventures, or other arrangements.

Effects of Inflation

     Inflation has not had a significant impact on Gem's operations to date.

Web-site

     Revenues generated from the web-site for the nine months ended September 30, 2000 and September 30, 1999 totaled $-0-. Ibis was because the web-site had yet to generate revenues.

     There was no operating expenses relating to the web-site for the nine months ending September 30, 2000 and 1999.

                    PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company knows of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended September 30, 2000.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2000.

EXHIBITS

Exhibit No.         Description

27.3                Financial Data Schedule

                              SIGNATURES




     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 29th day of December, 2000.


                              GEM INTERNATIONAL (USA), INC.


                              BY:  /s/ Michael A. Cox
                                   Michael A. Cox, President, Chief
                                   Executive Officer, and a member of
                                   the Board of Directors


                              BY:  /s/ David Rambaran
                                   David Rambaran, Secretary/
                                   Treasurer, Chief Financial
                                   Officer, and a member of the Board
                                   Of Directors