Form 10KSB
period 2000-12-31
GEM INTERNATIONAL USA INC
filed 2001-05-30
CIK 1116561

=====================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-30845

GEM INTERNATIONAL (USA), INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0628796
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

1720 Hampton Drive
Coquitlam, Britsh Columbia
Canada V3E 3C9
(Address of principal executive offices, including zip code.)

(604) 941-0458
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

=======================================================================

State Issuer's revenues for its most recent fiscal year.
December 31, 2000 - $36,100.

The Registrant=s common stock does not trade at the present time accordingly there is not market or market price for the Registrant=s securities. There are approximately 190,000 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
May 29, 2001 - 4,100,000 shares of Common Stock.

Documents Incorporated by Reference

1. Form 10-SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission on June 21, 2000 and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission subsequent to June 21, 2000.

Transitional Small Business Issuer Format
YES [ x ] NO [ ]

PART I

ITEM 1. BUSINESS.

History

Gem International (USA), Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 21, 1998. Gem is a development stage company incorporated as a wholesale distributor of jewelry and gemstones. Gem intends to use utilize an Internet website to sell its jewelry and gemstones. Gem is in the process of developing its website, however, as of the date hereof, the website has not been completed and is currently not operational. The discussion of the website contained in this registration statement is forward looking in that it sets forth a plan of operation which has not been developed. Gem intends to sell stone-set, pearl and gold jewelry through the benefits of Internet retailing, thereby delivering consumers an opportunity to buy quality jewelry at low prices on the Internet. Gem intends to offer a selection stone-set, pearl and gold jewelry. Gem intends to offer detailed product information, helpful shopping services and merchandising through an easy-to-use Web pages. In addition, Gem intends to offer consumers the convenience and flexibility of shopping twenty-four hours a day, seven days a week.

For the year ended December 31, 2000, Gem generated revenue of $36,100. These revenues were derived mainly from the sale of gemstones and jewelry of at trade shows. The sale of the jewelry at trade shows was not related to Gem=s web strategy. The sale of jewelry was a strategy to raise capital in order to continue operations.

Gem is in the process of developing its online store. Its website address will be www.buyritejewels.com. As of the date hereof, Gem has not had adequate funds to complete the development of its website. Gem believes that it will need $65,000 to complete the development of its website and estimates, subject to receipt of the $65,000, that the website will be completely operational in July 2001 .

During the last two years, Gem spent $10,844.35 ($-0- in 1998, $10,844 in 1999 and $-0- in 2000) on research and development activities. The activities were directly related to the development of its website. The costs related to the research and development were not borne by customers, but were financed through the sale of equity securities.

Gem has retained NetNations Communications Inc. ("NetNations") as its outside technology provider to develop its website. NetNations will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva scipt, shopping cart, secure transactions signio support, cypercash support, macromedia flash and true speech. The foregoing allow Gem to make retail sales of its jewelry, promote its products in an attractive fashion, and communicate with its customers on-line.

Gem also believes that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

Other than investigating potential technologies and recruiting personnel in support of Gem=s business purpose, Gem has had no material business operations since its inception in 1998. At present Gem has yet to acquire or develop the necessary technology assets in support of its business purpose to become a Web-based retailer focused on the distribution of jewelry and gemstones.

The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Shopping at Gem=s On-line Store

Gem=s online store will be located at www.buyritejewels.com.

Convenient Shopping Experience.

Gem=s online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Gem=s online store will enable it to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. Gem also intends to make the shopping experience convenient by categorizing its products into easy-to-shop departments. These include earrings, bracelets and necklaces, pearls, gold and other jewelry.

Customer Service.

Gem intends to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, Gem will insure consumer satisfaction by offering a money back guaranty.

Online Retail Store

Gem intends to design its online retail store to be the primary place for consumers to purchase jewelry. Gem believes its Online Retail Store will be an easy-to-use online store.

Shopping at the Online Store

Gem believes that the sale of jewelry products over the Web can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing. Key features of Gem=s Online Store include:

Browsing

Gem=s Online Store will offer consumers with a several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

Selecting a Product and Checking Out.

To purchase products, consumers will simply click on the "add to cart" button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around Gem=s Online Store, prior to making a final purchase decision, just as in a physical store. To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at Gem=s Online Store are prompted to supply shipping details online. Gem will also offer consumers a variety of gift wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying.

To pay for orders, a consumer must use a credit card, which is authorized during the checkout process, but which is charged when the customer's items are shipped from Gem=s distribution facility. Gem=s Online Store will use a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by its consumers.

Gem offers its customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer. After thirty days, Gem will not refund any money to a customer.

Gem believes that the sale of jewelry and gemstone products over the Web can offer attractive benefits to consumers. These include enhanced selection, convenience, ease-of-use, and competitive pricing.

The success of Gem may be affected by fluctuations of the price of the mining of the gemstones and raw materials for the manufacturing of the jewelry products, and government agencies. Such factors are beyond the control of Gem and may render commercial distribution of mining of the gemstone and raw materials impossible. It is possible that no matter what the outcome is of any distribution, evaluation, acquisition, or development programs of Gem, factors beyond the control of Gem may operate to render commercial distribution of jewelry and precious stones impossible.

Source of Jewelry

Gem currently buys its jewelry from Queensland Opal, NL in Queensland, New South Wales, Australia on consignment. Queensland Opal is owned and controlled by Michael A. Cox, Gem=s President.

Competition

The electronic commerce market is new, rapidly evolving and intensely competitive. The market for information resources is more mature but also intensely competitive. Gem expects competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that Gem can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. The failure to maintain a competitive position within the market could have a material adverse effect on Gem's business, financial condition and results of operations. There can be no assurance that Gem will be able to compete successfully against current and future competitors, and competitive pressures faced by Gem may have a material adverse effect on Gem's business, financial condition and results of operations. See "Risk Factors - Competition."

Competition in the distribution, wholesaling, merchandising, evaluation, acquisition, and development of gemstone and jewelry product business is intense. Numerous persons and entities are engaged in distribution, wholesaling, merchandising, development, evaluation, or acquisition, including companies or individuals possessing financial resources in excess of that available to Gem. Fluctuations in gold, silver, gemstone, labor prices and regulations set by various governmental agencies increase the risk to Gem. In the event Gem marketing/sales program prove to be economically or commercially unfeasible, Gem may seek out other distribution, wholesaling businesses. There can be no assurance, because of competitive conditions, the sufficient manufactures, gemstones, raw materials, equipment services and suppliers, will be available to Gem when needed or on term which would permit a profitable operation by Gem.

Netjewels.com and Bluenile.com offer the same services as Gem. Upon initiating its website operations, Gem will be competing with the foregoing, in addition to non-Internet jewelry operations. Gem intends to offer its jewelry at competitive prices and services with the foregoing online jewelry operations. Gem=s initial inventory of jewelry will be manufactured in Australia and will be promoted as such, thereby differentiating it from the foregoing and many other retail jewelry stores. Because Gem will be initiating its operations, it faces the obstacles of any start-up business seeking an entrance into a competitive retail business.

Marketing

Through newspaper, radio, magazine, brochure and email, advertising Gem will target purchasers of jewelry and gemstone products. Gem may utilize inbound links that connect directly to Gem=s website from other sites. Potential customers can simply click on these links to become connected to Gem=s website from search engines and community and affinity sites.

Insurance

Gem maintains insurance in such amounts and covering such losses, contingencies and occurrences as Gem deems adequate to protect it and its property. The principal type of insurance includes a comprehensive liability policy covering legal liability for bodily injury or death of persons, and for damage to property owned by, or under the control of Gem, as well as damage to the property of others.

Employees; Identification of Certain Significant Employees.

Gem is a development stage company and currently has no employees, exclusive of its of its Officers and Directors. See "Management." Gem intends to additional hire employees on an as needed basis. Gem is presently dependent upon the services of two of its principal officers, namely David Rambaran and Michael Cox. In the event either such individuals should leave Gem, there is no assurance that Gem can obtain the services of a suitable replacement.

Offices

The offices of Gem, are located at 1720 Hampton Drive, Coquitlam, British Columbia, Canada V3E 3C9, and its telephone number is (604) 941-0458.

Government Regulation

Gem is not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Gem will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services.

Gem is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because Gem=s products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that Gem is required to qualify to do business in each such state or foreign country. Gem is qualified to do business only in Nevada. Gem=s failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper Gem=s ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to Gem=s business could have a material adverse effect on its business, results of operations and financial condition.

RISK FACTORS

1. Gem has a limited history of earnings. Gem has a limited operating history and is subject to all of the risks inherent in a developing business enterprise including lack of cash flow and service acceptance. Gem has a limited history of earnings, its web site is not operational and it has been in the planning stage since December 1998.

2. Gem is currently in the planning stage and has not initiated operations of its Internet store. At this time Gem is still at the business investigation and planning stage and has yet to acquire, license or develop the necessary software and hardware technology to offer the products and services that it proposes to offer. Gem=s proposed plan of operations has not been completed as of the date hereof and there are no assurances that the plan will ever be implemented.

3. Gem has accumulated losses and anticipates operation losses in the foreseeable future. The Company has current accumulated losses of $106,264 and anticipates that the losses will continue in the foreseeable future.

4. Gem has not developed or obtained market acceptance of its services. Gem's success and growth will depend upon Gem's ability to market its services. Gem's success will also depend upon the profitable market's acceptance of, and Gem's ability to deliver and support its services. As of the date hereof, Gem has not achieved either.

5. Gem is dependent upon a technology supplier. Gem currently relies upon NetNation Communications Inc as its outside technology supplier. While Gem believes that there are numerous outside technology suppliers that perform the same services as NetNation Communications Inc., a loss of NetNation=s services could interfere with Gem=s operations in the short run.

6. Lack of liquidity and need for additional financing. Gem believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. Gem believes that it has an immediate need of $65,000 for its web site. As such, Gem=s auditors have expressed doubt that Gem can continue as a going concern. Gem may have to suspend or cease operations without an influx of additional cash. Further, Gem's cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If Gem is unable to generate a positive cash flow, it will be required to curtail operations substantially and seek additional capital. There is no assurance that Gem will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to Gem. Gem may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations.

7. Matters over which Gem has no control may impact its success. Gem=s success may be affected by matters over which it does not control, such as fluctuations of the cost of mining gemstones and the cost of raw materials for manufacturing jewelry products. If mining and raw material costs increase, Gem will have to increase its sales price in order to maintain its profit margin. It is not possible to quantify the fluctuation of mining and raw material costs since they vary with each substance, however, the same have been fairly stable over the last three years.

8. We may be liable for customer losses from Internet credit card Fraud. We may be liable for customer losses from Internet credit card fraud. Customers who buy our merchandise on the Internet and use a credit card may have their credit card information appropriated by third parties or third parties may already have obtained a lost or stolen credit card and use it to buy merchandise. As a result, we may have delivered merchandise, but will not be paid for the merchandise by the credit card company that issued the card. Therefore, we will suffer the loss on the transaction.

9. Gem is in a competitive market. Gem will compete with at least two online Internet retail jewelers and all non-Internet retail jewelers, all of which, Gem believes, have greater financial, technical and marketing resources than Gem. The retail distribution of jewelry is intensely competitive and Gem expects the competition to continue and intensify in the future.

10. Gem relies upon its directors and officers. Gem is wholly dependent, at the present, upon the personal efforts and abilities of its officers and directors, Michael A. Cox, President and a member of the Board of Directors, and David D. Rambaran, Secretary and a member of the Board of Director, who exercise control over the day to day affairs of Gem. The loss of either Mr. Cox or Rambaran could significantly affect Gem=s operations.

11. Gem and Michael A. Cox have a conflict of interest. Gem and Michael A. Cox, Gem=s President have a conflict of interest. Mr. Cox is the owner of Queensland Opal, NL from whom Gem acquires its inventory of jewelry. It is possible that Gem may be or will in the future, be paying Queensland more for its inventory than it would be paying an independent third party.

12. Gem may issue additional shares of common stock which would dilute existing shareholders. 195,810,000 shares of Common Stock or 97.90% of the 200,000,000 authorized shares of Common Stock of Gem are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although Gem presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than as described in this registration statement, Gem may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by Gem, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

13. The Company=s common stock is defined as a "penny stock" and as a result, shareholders may not be able to resell their shares. Gem=s common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because the common stock is a penny stock, shareholders may be unable to resell the shares. This is because the Securities Exchange Act of 1934 and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell Gem=s common stock to persons other than certain accredited investors. As a result, fewer broker-dealers, if any, are willing to make a market in the Gem=s common stock which makes resales of the shares more difficult if not impossible.

14. Gem will indemnify its officers and directors for securities liabilities. The laws of the state of Nevada provide that Gem could indemnify any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Corporation Act of the State of Nevada. Further, Gem may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by Gem and prevent any recovery from such officers, directors, agents and employees for losses incurred by Gem as a result of their actions. Further, Gem has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

15. Gem=s common stock does not contain provisions for cumulative voting, preemptive rights and control. There are no preemptive rights in connection with Gem's Common Stock. Shareholders may be further diluted in their percentage ownership of Gem in the event additional shares are issued by Gem in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of commons Stock, present in person or by proxy, will be able to elect all of Gem's board of directors.

16. Gem does not intend to pay any dividends on its common stock. At the present time Gem does not anticipate paying dividends, cash or otherwise, on its common stock in the foreseeable future. Future dividends will depend on earnings, if any, of Gem, its financial requirements and other factors. As such, shareholders should not anticipate receiving any return on their investment through dividends.

17. There are security risks connected with electronic commerce which could result in losses to Gem. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Gem intends to rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as credit card information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms used by us to protect customer transaction data. If any such compromise of our security were to occur, it could seriously harm our reputation, business, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in customers' operations. Gem may be required to obtain and expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of Gem or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Gem's security measures may not prevent security breaches and failure to prevent such security breaches may seriously harm Gem=s business, financial condition and results of operations.

18. There could be a decrease in the expansion of the Internet which could have an adverse affect upon Gem. The growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet could decrease demand for Gem=s products and services and increase our cost of doing business, or otherwise seriously harm our business, financial condition and results of operations. Morever, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. If Gem develops its products and services for use on the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. The failure by Gem to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that the governments of other states and foreign countries also might attempt to regulate the content of our online store or prosecute us for violations of their laws. Violations of local laws may be alleged or charged by state or foreign governments. Further, we might unintentionally violate such laws and such laws may be modified and new laws may be enacted in the future. In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. The growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service. As a result, local exchange carriers have petitioned the FCC to regulate Internet Service Providers ("ISPs") in a manner similar to long distance telephone carriers and to impose access fees on the ISPs If any effort to increase regulation of ISPs is successful, the expense of communicating on the Internet could increase substantially, potentially slowing the growth in the use of the Internet. Any such new legislation or regulation or application or interpretation of existing laws could seriously harm our business, financial condition and results of operations.

19. In order to be successful, Gem believes it must promote its brand name which could result in large expenses. Gem believes that establishing, maintaining and enhancing the GEM INTERNATIONAL brand is critical to attracting customers. To do so, Gem expects to expand marketing initiatives and build a brand by providing a high-quality experience supported by a high level of customer service. To promote and maintain the GEM INTERNATIONAL brand, Gem expects to increase substantially financial expenditures, including marketing initiatives. If it fails to promote and maintain our brand, or if it incurs excessive expenses in an attempt to do so, Gem's business, operating results and financial condition would be. seriously harmed.

20. If the development and growth of the Internet subsides, Gem=s proposed growth could be curtailed. Gem intends to expand and provide its products and services through the Internet. Future operations could be substantially depend upon the acceptance and use of the Internet and other online services as an effective medium of commerce by target customers. Rapid growth in the use of and interest in the Internet, the Web and online services is a recent phenomenon. As a result, acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and Gem in particular.

21. To remain competitive, Gem believes it will have to spend substantial sums of money on Internet technology. To remain competitive, Gem must continue to enhance and improve the responsiveness, functionality and features of its operations. The Internet and the electronic commerce industry are characterized by: Rapid technological change; changes in user and customer requirements and preferences; frequent new product and service introductions embodying new technologies; and the emergence of new industry standards and practices. The evolving nature of the Internet could render our existing online store and proprietary technology and systems obsolete. Gem's success will depend, in part on its ability to: enhance its existing services; develop new services and products that address the increasingly sophisticated and varied needs of the customer; and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a Web site and other proprietary technology entails significant technical and business risks. Gem may not successfully use new technologies effectively or adapt an online sites, proprietary technology and transaction-processing system to customer requirements or emerging industry standards. If Gem is unable, for technical, legal, financial or other reasons, to adapt in a timely manner, in response to changing market conditions or customer requirements, our business, financial condition and results of operations could be seriously harmed.

ITEM 2. DESCRIPTION OF PROPERTIES.

Gem does not own any real or personal property. Gem's only asset is cash.

Gem's headquarters are located 1720 Hampton Drive, Coquitlam, British Columbia Canada V3E 3C9 and its telephone number is (604) 941-0458. The Company use the property rent free.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company has not submitted any matters to the Security Holders of the Company for a vote during the year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

(a) Market Information.

No market exists for Gem's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept Gem's securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of Gem's securities. Gem plans to file or have filed the required forms with the National Association of Securities Dealers, Inc. (the "NASD") requesting that Gem's common stock be listed on the Bulletin Board operated by the NASD when this registration statement is declared effective by the Securities and Exchange Commission (the "Commission") and Gem has satisfied all comments made by the Commission.

There are no outstanding options or warrants, or other securities convertible into, common equity of Gem. Of the 4,190,000 shares of common stock outstanding as of February 20, 2001, 4,100,000 shares were issued to Gem's officers, directors, and beneficial owners, of more than 10% of Gem's shares, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

There are no shares of common stock currently being proposed to be publicly offered (pursuant to an employee benefit plan or dividend reinvestment plan) the offering of which could have a material adverse effect upon the market price of Gem's common stock.

(b) Holders.

As of February 20, 2001, Gem has 35 holders of record of its common stock.

Gem has not paid any dividends since it is inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

(c) Dividends.

The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

SEC Rule 15g

Gem's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell Gem's securities and also may affect the ability of purchasers to sell their shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The statements included in this registration statement regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect, " "project," "estimate, " "predict," "anticipate," "believes," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are based upon current expectations of Gem and involve a number of risks and uncertainties and should not be considered as guarantees of future performance. Readers are cautioned not to place undue reliance on these forward looking statements.

Gem has inadequate cash to maintain operations during the next twelve months and must raise additional cash in order to complete its website. Gem believes that it has an immediate need of $65,000 to complete development of its web site. Gem believes it may have to suspend or cease operations if it does not receive the $65,000 for its web site. In order to meet its cash requirements, Gem will have to raise additional capital through the sale of securities or loans. As of the date hereof, Gem has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, Gem has not initiated any negotiations for loans to Gem and there is no assurance that it will be able to raise additional capital in the future through loans. In the event that Gem is unable to raise additional capital by April 30, 2001, it may have to suspend or cease operations.

Gem does not intend to conduct any research or development of its services during the next twelve months other than the development of its web-site as described herein. See "Business."

Gem does not intend to purchase a plant or significant equipment.

Gem will hire employees on an as needed basis, however, Gem does not expect any significant changes in the number of employees.

Gem expects to earn additional revenues in the first quarter of 2001. There is no assurance, however, that Gem will earn said revenues as planned.

Results of Operations

Gem has had limited operations to date and its activities have consisted primarily of raising equity capital. Accordingly, Gem is considered to be a development stage enterprise as defined in SFAS 7. Operations to date have been funded by the sale of common stock along with related party debt. Future operations during the development state will be funded by a combination of common stock sales and long term debt.

Gem will be primarily engaged in operating as a wholesale distributor of jewels and gemstones. The Company is planning to utilize the Internet for electronic commerce and is currently developing an Internet web-site for that purpose.

As of the date hereof, the web-site has been designed and the front page completed. The portion of the web-site which consists of images and descriptions is approximately 30% completed. The balance of the web-site which consists of payment technology, maintenance, shipping and inventory control has yet to be completed. Gem needs $65,000 to complete its web site.

Gem had no revenue from its planned operations for the year ended December 31, 1999, and had a net loss for the year of $49,087. During the year ended December 31, 2000, Gem generated $36,100 in sales due mainly to trade show revenues. These revenues were derived mainly from the sale of gemstones and jewelry of at trade shows. The sale of the jewelry at trade shows was not related to Gem=s web strategy. The sale of jewelry was a strategy to raise capital in order to continue operations. During the quarter ended December 31, 2000, the Company had revenue of $-0- bringing total revenue from sales for the year ending December 31, 2000 to $36,100, while the net loss amounted to $106,264 from inception to December 31, 2000.

Expenses for advertising promotions at trade shows amounted to $11,922 for the year ended December 31, 1999 compared withe $6,563 for the year ended December 31, 2000.

Gem anticipates minimal revenues from operations continuing until its web-site and infrastructure is fully developed. When Gem is fully operational, it expects the majority of revenues to come from wholesale customers.

Given the current accumulated net losses and the anticipated future losses, there can be no assurance that Gem will achieve profitability or that if profitability is achieved, it will be sustained. Gem believes that its success will depend in large part on its ability to expand its operations into electronic commerce, encourage customer loyalty, and capitalize on the market for jewelry and precious stones. Accordingly, Gem intends to invest heavily in marketing and promotion, its direct sales and systems and infrastructure development. There can be no assurance that such expenditures will result in increased revenues or customer growth.

Liquidity and Capital Resources

Gem had no working capital at December 31, 2000, Gem's ability to conduct operations depends upon Management's success in obtaining additional sources of financing primarily through the this and additional offerings, bank loans, joint ventures, or other arrangements.

Since inception, Gem has sold 4,190,000 shares of its common stock in consideration of $109,310.00.

In December 1999, Gem loaned JCC International Investment Ltd $5,000 which is evidenced by a promissory note accruing interest at the rate of 2% above the prime rate. The current interest rate on the promissory note is 7%. JCC International Investments Ltd. is owned and controlled by David Rambaran, Gem=s Secretary. Gem received payment in full on this note plus $266 in accrued interest in April 2000.

During the year ended December 31, 2000, Gem loaned JCC International Investment Ltd. a total of $68,724 which is evidenced in part by a promissory note accruing interest at the rate of 7%. On December 31, 2000 the balance owing was $42,989. Gem intends to collect on this note by June 30, 2001.

Effects of Inflation

Inflation has not had a significant impact on Gem's operations to date.

Web-site

Revenues generated from the web-site for the years ended December 31, 2000 and 1999 totalled $-0-. This was because the web-site had yet to become operational and generate revenues.

There were no operating expenses relating to the web-site for the year ending December 31, 2000 and December 31, 1999. During the year ended December 31, 1999, a total of $10,884 was expenses in the planning stage of Gem=s web site in accordance with EITF 00-2A

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements begin on the following page.

Board of Directors
Gem International (USA), Inc.
Vancouver, BC Canada

INDEPENDENT AUDITOR=S REPORT

We have audited the accompanying balance sheets of Gem International (USA), Inc., a development stage enterprise (a Nevada corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders= equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gem International (USA), Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated little revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $90,964 at December 31, 2000. These conditions raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 12, 2001

GEM INTERNATIONAL (USA), INC.
(A Development Stage Company)
BALANCE SHEETS
	December 31, 2000	December 31, 1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,353	$841
Accounts receivable	360	-
Inventory	6,677	-
Note receivable, related party	41,525	5,000
Accrued interest receivable	1,464 _______	128 _______
Total Current Assets	51,379 _______	5,969 _______
PROPERTY, PLANT AND EQUIPMENT
Office equipment	17,954	12,861
Accumulated depreciation	(4,985) _______	(1,636) _______
Total Property, Plant and Equipment	12,969 _______	11,225 _______
OTHER ASSETS
Deposits	- _______	300 _______
Total Other Assets	- _______	300 _______
TOTAL ASSETS	$64,348 =======	$17,494 =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$18,810	$16,978
Note payable, related party	39,329 _______	39,329 _______
Total Current Liabilities	58,139 _______	56,307 _______
COMMITMENTS AND CONTINGENCIES	- _______	- _______
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 4,190,000 and 3,190,000 shares issued and outstanding, respectively	419	319
Additional paid-in capital	112,054	9,955
Deficit accumulated during development stage	(106,264) _______	(49,087) _______
Total Stockholders' Equity (Deficit)	6,209 _______	(38,813) _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$64,348 ========	$17,494 =======

The accompanying notes are an integral part of these financial statements.

GEM INTERNATIONAL (USA), INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	Year Ended December 31, 2000		December 31, 1999	For the Period From Inception (December 21, 1998) to December 31, 2000
REVENUES	$36,100		$-	$36,100
COST OF REVENUES	23,122 _______		- _______	23,122 _______
GROSS PROFIT	12,978 _______		- _______	12,978 _______
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	6,563		11,922	18,485
Depreciation	3,349		1,636	4,985
Bad debt	15,300		-	15,300
Bank charges	248		69	317
Excise and duty charges	-		5,778	5,778
Freight	289		771	1,060
Licenses and fees	100		-	100
Management fees	16,450		6,000	22,450
Office expense	5,125		1,157	6,282
Professional expense	27,207		6,274	33,481
Rent and storage	950		800	1,750
Research and marketing	3,624		-	3,624
Telephone and utilities	-		2,089	2,089
Travel	1,292		1,086	2,378
Web site expenses	- _______		10,884 _______	10,884 _______
Total Expenses	80,497 _______		48,466 _______	128,963 _______
LOSS FROM OPERATIONS	(67,519) _______		(48,466) _______	(115,985) _______
OTHER INCOME (EXPENSES)
Interest income	2,541		130	2,671
Other income	10,000		-	10,000
Interest expense	(2,199) _______		(751) _______	(2,950) _______
Total Other Income (Expenses)	10,342 _______		(621) _______	9,721
LOSS BEFORE INCOME TAXES	(57,177)		(49,087)	(106,264)
INCOME TAXES	- _______		- _______	- _______
NET LOSS	$(57,177) =======		$(49,087) =======	$(106,264) =======
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01) =======	$	nil =======	$(0.03) =======
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	3,944,098 =======		1,866,877 =======	3,351,260 =======

The accompanying notes are an integral part of these financial statements.

GEM INTERNATIONAL (USA), INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
Stock issued in April 1999 an average price of $0.003 per share	3,190,000	$319	$8,991	$-	$9,310
Cash contributed for start up costs	-	-	213	-	213
Imputed interest on loan from shareholder	-	-	751	-	751
Net loss for the year ending December 31, 1999	- _______	- _______	- _______	(49,087) _______	(49,087) _______
Balances at December 31, 1999	3,190,000	319	9,955	(49,087)	(38,813)
Stock issued for cash at $0.10 per share	1,000,000	100	99,900	-	100,000
Imputed interest on loan from shareholder	-	-	2,199	-	2,199
Net loss for the year ended December 31, 2000	- _______	- _______	- _______	(57,177) _______	(57,177) _______
Balance at December 31, 2000	4,190,000 =======	$419 =======	$112,054 =======	$(106,264) =======	$6,209 =======

The accompanying notes are an integral part of these financial statements.

GEM INTERNATIONAL (USA), INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2000	Year Ended December 31, 1999	For the Period From Inception (December 21, 1998) to December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,177)	$(49,087)	$(106,264)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	3,349	1,636	4,985
Imputed interest	2,199	751	2,950
Change in assets and liabilities:
Accounts receivable	(360)	-	(360)
Accrued interest income	(1,336)	(128)	(1,464)
Inventory	(6,677)	-	(6,677)
Deposits	300	(300)	-
Organizational costs	-	213	-
Accounts payable	1,832 _______	16,978 _______	18,810 _______
Net cash used by operating activities	(57,870) _______	(29,937) _______	(88,020) _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and office equipment	(5,093)	(12,861)	(17,954)
Investment in short-term note receivable	(68,724)	(5,000)	(73,724)
Payments received from short-term note receivable	32,199 _______	- _______	32,199 _______
Net cash used by investing activities	(41,618) _______	(17,861) _______	(59,479) _______
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	100,000	9,310	109,310
Proceeds from related party loan	- _______	39,329 _______	39,542 _______
Net cash provided by financing activities	100,000 _______	48,639 _______	148,852 _______
Net increase in cash and cash equivalents	512	841	1,353
Cash and cash equivalents beginning of period	841 _______	- _______	- _______
Cash and cash equivalents at end of period	$1,353 =======	$841 =======	$1,353 =======
Supplemental cash flow disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Non-cash items:
Capital contribution for imputed interest	$2,199	$751	$2,950

The accompanying notes are an integral part of these financial statements.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gem International (USA), Inc. (hereinafter Athe Company@) was incorporated on December 21, 1998 under the laws of the State of Nevada for the purpose of wholesale distribution of jewelry and gemstones. The Company commenced activity in April 1999. The Company maintains offices in Coquitlam, British Columbia, Canada and Blaine, Washington. The Company's fiscal year-end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Gem International (USA), Inc. is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $41,877 for the year ended December 31, 2000, has an accumulated deficit of $90,964, and had minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful and profitable operations. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company=s financial statements are prepared using the accrual method of accounting.

Advertising Costs

Advertising costs are charged to operations when incurred.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2000

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

Inventories

The Company had $6,677 in inventory as of December 31, 2000. Inventory is purchased periodically for special orders and display purposes only and is stated at the lower of cost (using specific identification) or market.

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

Compensated Absences

The Company has no employees. At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company=s policy will be to recognize the cost of compensated absences when actually paid to employees.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Doubtful Accounts

Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received. During the year ended December 31, 2000, the Company expensed $15,300 as bad debt. Receivables are shown net of allowance for bad debts of $0 as of December 31, 2000.

Provision for Taxes

At December 31, 2000, the Company had an accumulated net operating loss of approximately $106,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Web Site Development

An outside consultant is planning and developing the Company=s web site to sell the Company=s products in the future. The planning and development costs incurred in this project, in the amount of $10,884 for the period from inception (December 21, 1998) through December 31, 1999, were expensed as incurred in accordance with SOP 98-1.

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2, AAccounting for Web Site Development Costs.@ In accordance with this early adoption, the Company will henceforth capitalize web site development costs. During the year ended December 31, 2000, the Company had not incurred any web site development costs.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company=s accumulated deficit or net losses presented.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. Asset values will be adjusted using the discounted future cash flows expected to be received for the assets. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their fair value

Translation of Foreign Currency

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities and items recorded in the income statement arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains or losses are included in income for the year. For the year ended December 31, 2000, the Company had a $7 transaction gain, which was included in office expense given the immaterial amount.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities.@ This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash balances at a bank in British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the United States dollar account is not insured.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2000

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the declining balance method as follows and amounted to $3,349 for the year ended December 31, 2000:

Computer Equipment	30% declining balance
Office Furniture and Equipment	20% declining balance

For income tax purposes, the statutory depreciation methods are used.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 5,000,000,000 shares of $0.0001 par value common stock. In April 1999, 3,190,000 shares of common stock were issued for cash at an average value of $0.003 per share.

During the year ending December 31, 2000, 1,000,000 shares of common stock were issued for $0.10 per share.

NOTE 6 - ADDITIONAL PAID-IN CAPITAL

During the year ended December 31, 1998, shareholders contributed $213 for start up costs. At September 30, 2000, the Company owed $39,329 to the president of the Company in the form of an uncollateralized note, which had no stated interest rate. However, interest is imputed using the applicable federal rate, which was 5.59% at the date the note was initiated (October 1, 1999). This transaction resulted in additional paid-in capital of $2,199 for the year ended December 31, 2000.

NOTE 7 - RELATED PARTIES

The Company holds inventory on consignment from a stockholder, Queensland Opal N.L., an Australian corporation, (hereinafter AQueensland@). Queensland is owned and controlled by the Company=s president. See Note 2.

During the year ended December 31, 1999, the Company loaned funds in the amount of $5,000 to a company, which is controlled by the Company=s secretary and main shareholder. The purpose of this loan was to generate a higher interest return than at a banking institution. Interest is being charged at prime plus 2% (10.25%) on this uncollateralized obligation. The Company received full payment on this note, plus $266 in accrued interest in April 2000.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2000

NOTE 7 - RELATED PARTIES (continued)

During the year ended December 31, 2000, the Company loaned additional funds in the amount of $68,724 to a company which is controlled by the Company=s secretary and main shareholder. The purpose of this loan was to generate a higher interest return than at a banking institution. Interest is being charged at 7% per annum on this uncollateralized obligation. The Company intends to collect on this note before the end of the third quarter of 2001. On December 31, 2000, the balance owing is $41,525, plus accrued interest. For additional related party transactions, see Note 6.

NOTE 8 - INTANGIBLE ASSETS

During 1998, Gem International (USA), Inc. incurred organization costs of $213. These organization costs were being amortized over sixty months beginning December 21, 1998. In accordance with SOP 98-5 (effective for fiscal years beginning after December 15, 1998), the Company has written off all its organization costs in the year ending December 31, 1999.

NOTE 9 - OTHER INCOME

During the year ended December 31, 2000, the Company was awarded an advertising reimbursement. Due to the past disbursements being expensed in two different years, the reimbursement is being recognized as income.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet includes $64,348 relating to the Company=s assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company=s operations.

NOTE 11 - YEAR 2000 ISSUES

Like other companies, Gem International (USA), Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the AYear 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. Any costs associated with Year 2000 compliance are expensed when incurred. At this time, there have been no adverse effects relating to the Year 2000 issue.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.

The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 2000, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.
Name	Position Held
Michael A. Cox	President and a member of the Board of Directors
David Rambaran	Secretary and a member of the Board of Director

Each director serves for a term of one year and the directors are elected at the annual meeting of shareholders. Gem's officers are appointed by the Board of Directors and hold office at the discretion of the Board.

Michael A. Cox - President and member of the Board of Directors.

Since inception, Mr. Cox has been the President and a member of the Board of Directors. From September 1988 to December 1995, he was an Investment Analyst with ABS White & Co., Ltd., Sydney, Australia, and for a short period of time a mining analyst with James Capel Ltd., of Sydney Australia. He has served or currently serves as a director and secretary for Australian Environmental Resources NL, Mildura, Australia, Opal Mining & Exploration NL, Sydney, Australia, and Queensland Opals NL, Milton, Australia, and Corundum Pty Ltd., and is the sole director of Chaoxs Pty Ltd. He graduated from Sydney Technical College in 1987, with a certificate of accounting. He received a Diploma of Gemology from the Gemological Association of Australia in 1984 and a Graduate Diploma of Diamond Technology in 1998. Gem currently has a verbal agreement for distribution of Queensland Opals NL's products.

David Rambaran - Secretary and a member of the Board of Directors

Since inception, Mr. Rambaran has been the secretary and a member of the Board of Directors of Gem. He has fifteen years experience in all aspects of the jewelry industry, including marketing, research, analysis, manufacturing and product development, advertising, public relations, seeking new business opportunities, financial management, merchandising, and the facilitating of staff services. Mr. Rambaran is a native of London, England and studied Business Administration at the University of London for three years before immigrating to Canada in 1982. From March 1980 to September 1982, he was employed in the military department for the Kuwait Embassy in London, England. From July 1996 to September 1997, Mr. Rambaran served as president of Canadian Northern Lites. He is a member of the Canadian Jewelers Association and the AGTA Jewelers Association. Mr. Rambaran also is the President, Secretary, and founder of J.C.C. International, Inc.

Term of Office

The terms of office of the current directors continue until the annual meeting of stockholders, which the Bylaws provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the board of directors, which immediately follows the annual meeting of stockholders.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

The directors, executive officers and ten percent stockholders of the Company did not file any Forms 3, 4 or 5 as required by Section 16 of the Securities Exchange Act of 1934. Said directors, officers and ten percent stockholders intend to file all delinquent reports in the near future.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

SUMMARY COMPENSATION TABLE

Long-Term Compensation

Annual Compensation	Awards	Payouts

Names of executive officers and principal positions	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compensation (US$)	Securities Under Options/ SARs Granted (#)	Restricted Shares of Restricted Shares Units(US$)	LTIP Payouts (US$)	Other Annual Compensation (US$)
Michael A. Cox President	2000 1999 1998	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
David Rambaran Secretary	2000 1999 1998	0 6,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

The Company anticipates paying the following salaries in 2001, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Michael A. Cox David Rambaran	President and Director Secretary and Director	$ -0- $ -0-

Option/SAR Grants.

Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2000 and options granted to date in fiscal 2001 to each of the Named Executive Officers is reflected in the table below.

Option/SAR Grants in Fiscal 2000.

Individual Grants	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date

Michael A. Cox David Rambaran	0 0	0% 0%	$0.00 $0.00	0 0

Long-Term Incentive Plan Awards.

Gem does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors.

Directors do not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors.

The Company has not paid any paid salaries to its officers for since the Company=s inception and does not plan to do so until such time as the Company beings operating profitably.

Compensation of Directors.

The Company=s Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's Common Stock as of December 31, 2000:

Name and address of owner	Number of Shares	Position	Percent of Class
Michael A. Cox 80 Edinburgh Road Castlecrag NSW 2068 Australia	500,000 [1]	President and Director	11.93%
David Rambaran 1720 Hampton Drive Coquitlam, B.C. Canada V3E 3C9	2,500,000	Secretary and Director	59.66%
All officers and directors as a group (2 persons)	3,000,000		71.59%
Clariden Bank 12 East 49th Street New York, New York 10017	1,000,000		23.86%

[1] Shares are held in the name of Queensland Opals NL, a corporation owned and controlled by Michael A. Cox, Gem's President. Queensland Opals NL is an Australian corporation in which Mr. Cox is the President and a member of the Board of Directors.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 1999, Gem issued 500,000 shares of common stock to Michael A. Cox, Gem=s President in consideration of $50.00. The foregoing shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

In January 1999, Gem issued 2,500,000 shares of common stock to David Rambaran, Gem=s Secretary in consideration of $250.00. The foregoing shares were issued pursuant to Section 4(2) of the Act.

On October 28, 1999, Gem issued 1,000,000 shares of common stock to Clariden Bank, in consideration of $100,000. The foregoing shares were issued pursuant to Reg. 504 of the Act.

In December 1999, Gem loaned JCC International Investment Ltd $5,000 which is evidenced by a promissory note accruing interest at the rate of 2% above the prime rate. The current interest rate on the promissory note is 7%. JCC International Investments Ltd. is owned and controlled by David Rambaran, Gem=s Secretary. This note was repaid in full, including accrued interest, in April 2000.

During the year ended December 31, 2000, Gem loaned JCC International Investment Ltd. a total of $68,724 which is evidenced in part by a promissory note accruing interest at the rate of 7%. On December 31, 2000, the balance owing was $42,989, which includes interest receivable.

Gem purchases its inventory of jewelry and gems from Queensland Opal NA a corporation owned and controlled by Michael A. Cox, Gem=s President. Gem received a consignment of inventory from Queensland Opal N.L. valued at $140,000.

Michael Cox owns 11.93% of Gem=s outstanding shares of common stock.

Dave Rambaran owns 59.66% of the Company=s outstanding shares of common stock.

Clariden Bank is incorporated in the State of New York. Clariden Bank owns 23.86% of Gem=s outstanding shares of common stock.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Exhibits

The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission on June 21, 2000, and all exhibits thereto, as filed with the Commission:

Exhibit No.	Description
3.1 3.2 3.3 4.1	Articles of Incorporation. Bylaws. Amended Articles of Incorporation. Specimen Stock Certificate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of May, 2001.

GEM INTERNATIONAL USA, INC.

(Registrant)

BY: /s/ Michael Cox
Michael Cox, President, Chief Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 29th day of May, 2001.

SIGNATURES	TITLE
/s/ Michael Cox Michael Cox	President, Chief Executive Officer and a member of the Board of Directors
/s/ David Rambaran David Rambaran	Secretary and member of the Board of Directors