Form 10QSB
period 2001-06-30
GEM INTERNATIONAL USA INC
filed 2001-08-15
CIK 1116561

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-30845

GEM INTERNATIONAL (USA), INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0628796
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1720 Hampton Drive
Coquitlam, British Columbia
Canada V3E 3C9
(Address of principal executive offices)

(604) 941-0458
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 4,190,000

====================================================================

ITEM 1. FINANCIAL STATEMENTS

Board of Directors
Gem International (USA), Inc.
Vancouver, BC Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Gem International (USA), Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months ended June 30, 2001 and 2000 and for the period from December 21, 1998 (inception) to June 30, 2001. All information included in these financial statements is the representation of the management of Gem International (USA), Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated April 12, 2001. We have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has been in the development stage since its inception on December 21, 1998. The Company has limited sales and negative working capital. Realization of a major portion of the assets is dependent upon the Company=s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 8, 2001

GEM INTERNATIONAL (USA), INC. (A Development Stage Company) BALANCE SHEETS
	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$451	$1,353
Accounts receivable	360	360
Inventory	6,677	6,677
Note receivable, related party	35,343	41,525
Accrued interest receivable	619 ------------	1,464 ------------
Total Current Assets	43,450 ------------	51,379 ------------

PROPERTY, PLANT AND EQUIPMENT
Office equipment	18,354	17,954
Accumulated depreciation	(6,519) ------------	(4,985) ------------
Total Property, Plant and Equipment	11,835 ------------	12,969 ------------

TOTAL ASSETS	$55,285 ========	$64,348 ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$18,320	$18,810
Note payable, related party	39,329 ------------	39,329 ------------
Total Current Liabilities	57,649 ------------	58,139 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 4,190,000 shares issued and outstanding	419	419
Additional paid-in capital	113,154	112,054
Deficit accumulated during development stage	(115,937) ------------	(106,264) ------------
Total Stockholders' Equity (Deficit)	(2,364) ------------	6,209 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$55,285 ========	$64,348 ========

See accompanying notes and accountant's review report.

GEM INTERNATIONAL (USA), INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
Quarter Ended		Six Months Ended
June 30, 2001 (Unaudited)	June 30, 2000 (Unaudited)	June 30, 2001 (Unaudited)	June 30, 2000 (Unaudited)	From Inception (December 21, 1998) to June 30, 2001 (Unaudited)

REVENUES		$-		$2,018		$-	$18,900	$36,100
COST OF REVENUES		- ----------		1,331 ----------		- ----------	14,423 ----------	23,122 ----------
GROSS PROFIT		- ----------		687 ----------		- ----------	4,477 ----------	12,978 ----------
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising		-		-		-	6,063	18,485
Depreciation		767		838		1,534	1,675	6,519
Bad debt		-		-		-	-	15,300
Bank charges		78		75		104	128	421
Excise and duty charges		-		-		-	-	5,778
Freight		-		-		-	289	1,060
Licenses and fees		-		100		370	100	470
Management fees		-		-		-	12,000	22,450
Office expense		-		1,380		608	5,116	6,890
Professional expense		7,121		9,442		7,260	9,457	40,741
Rent and storage		-		300		-	500	1,750
Research and marketing		-		-		-	-	3,624
Telephone and utilities		-		-		-	-	2,089
Travel		-		1,006		-	1,006	2,378
Web site expenses		- ----------		- ----------		- ----------	- ----------	10,884 ----------
Total Expenses		7,966 ----------		13,141 ----------		9,876 ----------	36,334 ----------	138,839 ----------
LOSS FROM OPERATIONS		(7,966) ----------		(12,454) ----------		(9,876) ----------	(31,857) ----------	(125,861) ----------
OTHER INCOME (EXPENSES)
Interest income		618		939		1,303	1,077	3,974
Other income		-		-		-	-	10,000
Interest expense		(550) ----------		(549) ----------		(1,100) ----------	(1,099) ----------	(4,050) ----------
Total Other Income (Expenses)		68 ----------		390 ----------		203 ----------	(22) ----------	9,924 ----------
LOSS BEFORE INCOME TAXES		(7,898)		(12,064)		(9,673)	(31,879)	(115,937)
INCOME TAXES		- ----------		- ----------		- ----------	- ----------	- ----------
NET LOSS		$(7,898) ======		$(12,064) ======		$(9,673) ======	$(31,879) ======	$(115,937) ======
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil ======	$	nil ======	$	nil ======	$(0.01) ======	$(0.03) ======
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		4,190,000 ======		4,190,000 ======		4,190,000 ======	3,695,495 ======	3,537,304 ======

See accompanying notes and accountant's review report.

GEM INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Additional Paid-in Capital		Accumulated Deficit During Development Stage	Total
	Common Stock Number of Shares	Amount

Stock issued in April 1999 at an average price of $0.003 per share	3,190,000	$319	$8,991	$-	$9,310

Cash contributed for start-up costs	-	-	213	-	213

Imputed interest on loan from shareholder	-	-	751	-	751

Net loss for the year ending December 31, 1999	- ----------	- ------	- --------	(49,087) ----------	(49,087) ---------

Balance at December 31, 1999	3,190,000	319	9,955	(49,087)	(38,813)

Stock issued for cash at $0.10 per share	1,000,000	100	99,900	-	100,000

Imputed interest on loan from shareholder	-	-	2,199	-	2,199

Net loss for the year ended December 31, 2000	- ----------	- ------	- --------	(57,177) ----------	(57,177) ---------

Balance at December 31, 2000	4,190,000	419	112,054	(106,264)	6,209

Imputed interest on loan from shareholder	-	-	1,100	-	1,100

Net loss for the period ended June 30, 2001	- ----------	- ------	- --------	(9,673) ----------	(9,673) ---------

Balance at June 30, 2001 (Unaudited)	4,190,000 =======	$419 ====	$113,154 =====	$(115,937) =======	$(2,364) ======

See accompanying notes and accountant's review report.

GEM INTERNATIONAL (USA), Inc. (A Development Stage Company) STATEMENT OF CASH FLOWS
	Six Months Ended June 30, 2001 (Unaudited)	Six Months Ended June 30, 2000(Unaudited)	From Inception (December 21, 1998) to June 30, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,673)	$(31,879)	$(115,937)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	1,534	1,675	6,519
Imputed interest	1,100	1,099	4,050
Change in assets and liabilities:
Accounts receivable	-	(15,660)	(360)
Accrued interest income	845	(811)	(619)
Inventory	-	(6,677)	(6,677)
Accounts payable	(490) ------------	7,002 ------------	18,320 ------------
Net cash used by operating activities	(6,684) ------------	(45,251) ------------	(94,704) ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase computer and office equipment	(400)	(5,093)	(18,354)
Investment in short-term note receivable	-	(58,393)	(73,724)
Payments received from short term note receivable	6,182 ------------	9,734 ------------	38,381 ------------
Net cash provided (used) by investing activities	5,782 ------------	(53,752) ------------	(53,697) ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	100,000	109,310
Proceeds from related party loan	- ------------	- ------------	39,542 ------------
Net cash provided by financing activities	- ------------	100,000 ------------	148,852 ------------
Net increase in cash and cash equivalents	(902)	997	451
Cash and cash equivalents beginning of period	1,353 ------------	841 ------------	- ------------
Cash and cash equivalents at end of period	$451 =======	$1,838 =======	$451 =======
Supplemental cash flow disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Non-cash items:
Capital contribution for imputed interest	$1,100	$1,099	$4,050

See accompanying notes and accountant's review report.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT
June 30, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gem International (USA), Inc. (hereinafter Athe Company@) was incorporated on December 21, 1998 under the laws of the State of Nevada for the purpose of wholesale distribution of jewelry and gemstones. The Company commenced activity in April 1999. The Company maintains offices in Coquitlam, British Columbia, Canada and Blaine, Washington. The Company=s fiscal year-end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Gem International (USA), Inc. is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $9,673 for the period ended June 30, 2001, has an accumulated deficit of $115,937, and had minimal sales from inception. The future of the Company is dependent upon its ability to obtain financing and upon future successful and profitable operations. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company=s financial statements are prepared using the accrual method of accounting.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are charged to operations when incurred.

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

Inventories

The Company had $6,677 in inventory as of June 30, 2001. Inventory is purchased periodically for special orders and display purposes only and is stated at the lower of cost (using specific identification) or market.

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
NOTES TO THE FINANCIAL STATEMENT
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Doubtful Accounts

Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received. During the year ended December 31, 2000, the Company expensed $15,300 as bad debts. Receivables are shown net of allowance for bad debts of $0 as of June 30, 2001.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $16,100, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $106,000, which expire in the years 2019 through 2020.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers money market accounts and all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT
June 30, 2001

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

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2, AAccounting for Web Site Development Costs.@ In accordance with this early adoption, the Company will henceforth capitalize web site development costs. During the six months ended June 30, 2001, the Company had not incurred any web site development costs.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. Asset values will be adjusted using the discounted future cash flows expected to be received for the assets. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their fair value

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of Foreign Currency

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities and items recorded in the income statement arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains or losses are included in income for the year. For the six months ended June 30, 2001, the Company had no transaction gain or loss.

Interim Financial Statements

The interim financial statements as of and for the six months ended June 30, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT
June 30, 2001

NOTE 3 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash balances at a bank in British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the United States dollar account is not insured. As of June 30, 2001, a total of $0.00 was at risk.

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the declining balance method as follows and amounted to $1,534 for the six months ended June 30, 2001:

Computer Equipment Office Furniture and Equipment	30% declining balance 20% declining balance

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

NOTE 6 - ADDITIONAL PAID-IN CAPITAL

During the year ended December 31, 1998, shareholders contributed $213 for start-up costs. At June 30, 2001, the Company owed $39,329 to the president of the Company in the form of an uncollateralized note, which had no stated interest rate. However, interest is imputed using the applicable federal rate, which was 5.59% at the date the note was initiated (October 1, 1999). The imputation of interest resulted in additional paid-in capital of $1,100 for the six months ended June 30, 2001.

NOTE 7 - RELATED PARTIES

The Company holds inventory on consignment from a stockholder, Queensland Opal N.L., an Australian corporation, (hereinafter AQueensland@). Queensland is owned and controlled by the Company=s president. See Note 2.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT
June 30, 2001

NOTE 7 - RELATED PARTIES (continued)

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

During the year ended December 31, 2000, the Company loaned additional funds in the amount of $68,724 to a company, which is controlled by the Company=s secretary and main shareholder. The purpose of this loan was to generate a higher interest return than at a banking institution. Interest is being charged at 7% per annum on this uncollateralized obligation. The Company intends to collect on this note before the end of the third quarter of 2001. On June 30, 2001, the balance owing is $35,343, plus accrued interest. For additional related party transactions, see Note 6.

NOTE 8 - OTHER INCOME

During the year ended December 31, 2000, the Company was awarded an advertising reimbursement. Due to past advertising disbursements being expensed in two different years, the reimbursement of $10,000 was recognized as income in 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet includes $55,285 relating to the Company=s assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company=s operations.

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

During the quarter ended June 30, 2001, the Company had revenue of $-0- bringing total revenue from sales to $-0- for the three months ended June 30, 2001, while the act loss amounted to $108,039 from inception to June 30, 2001.

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

Liquidity and Capital Resources

Gem had minimal working capital at June 30, 2001. Gem's ability to conduct operations depends upon Management's success in obtaining additional sources of financing primarily through additional offerings, bank loans, joint ventures, or other arrangements.

Effects of Inflation

Inflation has not had a significant impact on Gem's operations to date.

Web-site

Revenues generated from the web-site for the three months ended June 30, 2001 and June 30, 2000 totaled $-0-. This was because the web-site had yet to generate revenues.

There was no operating expenses relating to the web-site for the three months ending June 30, 2001 and 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended June 30, 2001.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15TH day of August, 2001.

GEM INTERNATIONAL (USA), INC.
BY:	/s/ Michael A. Cox Michael A. Cox, President, Chief Executive Officer, and a member of the Board of Directors
BY:	/s/ David Rambaran David Rambaran, Secretary/Treasurer, Chief Financial Officer, and a member of the Board of Directors