Form 10QSB
period 2001-03-31
GEM INTERNATIONAL USA INC
filed 2001-08-16
CIK 1116561

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 4,190,000

====================================================================

Board of Directors
Gem International (USA), Inc.
Vancouver, BC Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Gem International (USA), Inc. (a development stage company) as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2001 and 2000 and for the period from December 21, 1998 (inception) to March 31, 2001. All information included in these financial statements is the representation of the management of Gem International (USA), Inc.

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

As discussed in Note 2, the Company has been in the development stage since its inception on December 21, 1998. The Company has limited sales and negative working capital. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 18, 2001

GEM INTERNATIONAL (USA), INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$529	$1,353
Accounts receivable	360	360
Inventory	6,677	6,677
Note receivable, related party	39,158	41,525
Accrued interest receivable	685 ------------	1,464 ------------
Total Current Assets	47,409 ------------	51,379 ------------
PROPERTY, PLANT AND EQUIPMENT
Office equipment	18,354	17,954
Accumulated depreciation	(5,752) ------------	(4,985) ------------
Total Property, Plant and Equipment	12,602 ------------	12,969 ------------
TOTAL ASSETS	$60,011 =======	$64,348 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,698	$18,810
Note payable, related party	39,329 ------------	39,329 ------------
Total Current Liabilities	55,027 ------------	58,139 ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 4,190,000 shares issued and outstanding
	419	419
Additional paid-in capital	112,604	112,054
Deficit accumulated during development stage	(108,039) ------------	(106,264) ------------
Total Stockholders' Equity	4,984 ------------	6,209 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,011 =======	$64,348 =======

See accompanying notes and accountant's review report.

GEM INTERNATIONAL (USA), INC.
(A Develpoment Stage Company)
STATEMENTS OF OPERATIONS

		Three Months Ended
		March 31, 2001 (Unaudited)	March 31, 2000 (Unaudited)	From Inception (December 21, 1998) to March 31, 2001 (Unaudited)
REVENUES		$-	$16,882	$36,100
COST OF REVENUES		- ------------	13,092 ------------	23,122 ------------
GROSS PROFIT		- ------------	3,790 ------------	12,978 ------------
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising		-	6,063	18,485
Depreciation		767	837	5,752
Bad debt		-	-	15,300
Bank charges		26	53	343
Excise and duty charges		-	-	5,778
Freight		-	289	1,060
Licenses and fees		370	-	470
Management fees		-	12,000	22,450
Office expense		608	3,736	6,890
Professional expense		139	15	33,620
Rent and storage		-	200	1,750
Research and marketing		-	-	3,624
Telephone and utilities		-	-	2,089
Travel		-	-	2,378
Web site expenses		- ------------	- ------------	10,884 ------------
Total Expenses		1,910 ------------	23,193 ------------	130,873 ------------
LOSS FROM OPERATIONS		(1,910) ------------	(19,403) ------------	(117,895) ------------
OTHER INCOME (EXPENSES)
Interest income		685	138	3,356
Other income		-	-	10,000
Interest expense		(550) ------------	(550) ------------	(3,500) ------------
Total Other Income (Expenses)		135 ------------	(412) ------------	9,856 ------------
LOSS BEFORE INCOME TAXES		(1,775)	(19,815)	(108,039)
INCOME TAXES		- ------------	- ------------	- ------------
NET LOSS		$(1,775) =======	$(19,815) =======	$(108,039) =======
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	Nil =======	$(0.01) =======	$(0.03) =======
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		4,190,000 =======	3,211,978 =======	3,455,379 =======

See accompanying notes and accoountant's review report.

GEM INTERNATIONAL (USA), INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated Deficit During
	Number		Paid-in	Development
	of Shares	Amount	Capital	Stage	Total
Stock issued in April 1999 at an average price of $0.003 per share	3,190,000	$319	$8,991	$-	$9,310
Cash contributed for start-up costs	-	-	213	-	213
Imputed interest on loan from shareholder	-	-	751	-	751
Net loss for the year ending December 31, 1999	- ----------	- ----------	- ----------	(49,087) ----------	(49,087) ----------
Balance at December 31, 1999	3,190,000	319	9,955	(49,087)	(38,813)
Stock issued for cash at $0.10 per share	1,000,000	100	99,900	-	100,000
Imputed interest on loan from shareholder	-	-	2,199	-	2,199
Net loss for the year ended December 31, 2000	-	-	-	(57,177)	(57,177)
Balance at December 31, 2000	4,190,000	419	112,054	(106,264)	6,209
Imputed interest on loan from shareholder	-	-	550	-	550
Net loss for the period ended March 31, 2001	- ----------	- ----------	- ----------	(1,775) ----------	(1,775) ----------
Balance at March 31, 2001 (Unaudited)	4,190,000 =======	$419 =======	$112,604 =======	$(108,039) =======	$4,984 =======

See accompanying notes and accountant's review report.

GEM INTERNATIONAL (USA), INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2001 (Unaudited)	Three Months Ended March 31, 2000 (Unaudited)	From Inception (December 21, 1998) to March 31, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,775)	$(19,815)	$(108,039)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation expense	767	837	5,752
Imputed interest	550	550	3,500
Change in assets and liabilities:
Accounts receivable	-	(15,660)	(360)
Accrued interest income	779	(138)	(685)
Inventory	-	(6,677)	(6,677)
Accounts payable	(3,112) ------------	4,368 ------------	15,698 ------------
Net cash used by operating activities	(2,791) ------------	(36,535) ------------	(90,811) ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase computer and office equipment	(400)	(5,093)	(18,354)
Investment in short-term note receivable	-	-	(73,724)
Payments received from short term note receivable	2,367 ------------	- ------------	34,566 ------------
Net cash provided (used) by investing activities	1,967 ------------	(5,093) ------------	(57,512) ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	100,000	109,310
Proceeds from related party loan	- ------------	- ------------	39,542 ------------
Net cash provided by financing activities	- ------------	100,000 ------------	148,852 ------------
Net increase in cash and cash equivalents	(824)	58,372	529
Cash and cash equivalents beginning of period	1,353 ------------	841 ------------	- ------------
Cash and cash equivalents at end of period	$529 ========	$59,213 ========	$529 ========
Supplemental cash flow disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Non-cash items:
Capital contribution for imputed interest	$550	$550	$3,500

See accompanying notes and accountnat's review report.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

As shown in the accompanying financial statements, the Company incurred a net loss of $1,775 for the period ended March 31, 2001, has an accumulated deficit of $108,039, and had minimal sales from inception. The future of the Company is dependent upon its ability to obtain financing and upon future successful and profitable operations. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Advertising Costs

Advertising costs are charged to operations when incurred.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

Inventories

The Company had $6,677 in inventory as of March 31, 2001. Inventory is purchased periodically for special orders and display purposes only and is stated at the lower of cost (using specific identification) or market.

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
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Doubtful Accounts

Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received. During the year ended December 31, 2000, the Company expensed $15,300 as bad debts. Receivables are shown net of allowance for bad debts of $0 as of March 31, 2001.

Provision for Taxes

At March 31, 2001, the Company had an accumulated net operating loss of approximately $108,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company will henceforth capitalize web site development costs. During the three months ended March 31, 2001, the Company had not incurred any web site development costs.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. Asset values will be adjusted using the discounted future cash flows expected to be received for the assets. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their fair value

Translation of Foreign Currency

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities and items recorded in the income statement arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains or losses are included in income for the year. For the three months ended March 31, 2001, the Company had no transaction gain or loss.

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements

The interim financial statements as of and for the three months ended March 31, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash balances at a bank in British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the United States dollar account is not insured.

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the declining balance method as follows and amounted to $767 for the three months ended March 31, 2001:

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

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 6 - ADDITIONAL PAID-IN CAPITAL (Continued)

This transaction resulted in additional paid-in capital of $550 for the three months ended March 31, 2001.

NOTE 7 - RELATED PARTIES

The Company holds inventory on consignment from a stockholder, Queensland Opal N.L., an Australian corporation, (hereinafter "Queensland"). Queensland is owned and controlled by the Company's president. See Note 2.

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

During the year ended December 31, 2000, the Company loaned additional funds in the amount of $68,724 to a company, which is controlled by the Company's secretary and main shareholder. The purpose of this loan was to generate a higher interest return than at a banking institution. Interest is being charged at 7% per annum on this uncollateralized obligation. The Company intends to collect on this note before the end of the third quarter of 2001. On March 31, 2001, the balance owing is $39,158, plus accrued interest. For additional related party transactions, see Note 6.

NOTE 8 - OTHER INCOME

During the year ended December 31, 2000, the Company was awarded an advertising reimbursement. Due to past advertising disbursements being expensed in two different years, the reimbursement of $10,000 was recognized as income in 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet includes $60,011 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

During the quarter ended March 31, 2001, the Company had revenue of $-0- bringing total revenue from sales to $-0- for the three months ended March 31, 2001, while the act loss amounted to $108,039 from inception to March 31, 2001.

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

Liquidity and Capital Resources

Gem had minimal working capital at March 31, 2001. Gem's ability to conduct operations depends upon Management's success in obtaining additional sources of financing primarily through additional offerings, bank loans, joint ventures, or other arrangements.

Effects of Inflation

Inflation has not had a significant impact on Gem's operations to date.

Web-site

Revenues generated from the web-site for the three months ended March 31, 2001 and March 31, 2000 totaled $-0-. Ibis was because the web-site had yet to generate revenues.

There was no operating expenses relating to the web-site for the three months ending March 31, 2001 and 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended March 31, 2001.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of August, 2001.

GEM INTERNATIONAL (USA), INC.
BY:	/s/ Michael A. Cox, Michael A. Cox, President, Chief Executive Officer, and a member of the Board of Directors
BY:	/s/ David Rambaran, David Rambaran, Secretary/Treasurer, Chief Financial Officer, and a member of the Board of Directors