Form 10QSB
period 2001-09-30
GEM INTERNATIONAL USA INC
filed 2002-07-03
CIK 1116561

===================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-30845

GEM INTERNATIONAL (USA), INC.
 (Exact name of registrant as specified in its charter)

Nevada	87-0628796
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

501 - 2071 Kingsway Ave.
Port Coquitlam, BC
Canada V3C 6N2
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
Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 4,190,000

===================================================================================

Board of Directors
Gem International (USA), Inc.
Vancouver, BC Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Gem International (USA), Inc. (a development stage company) as of September 30, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended September 30, 2001 and 2000 and for the period from December 21, 1998 (inception) to September 30, 2001. All information included in these financial statements is the representation of the management of Gem International (USA), Inc.

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

Williams & Webster, P.S.
Certified Public Accountants
 Spokane, Washington
April 15, 2002

GEM INTERNATIONAL (USA), INC. (A Development Stage Company) BALANCE SHEETS
	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$752	$1,353
Accounts receivable	-	360
Inventory	6,677	6,677
Note receivable, related party	38,109	41,525
Accrued interest receivable	589	1,464
Total Current Assets	46,127	51,379

PROPERTY, PLANT AND EQUIPMENT
Office equipment	18,354	17,954
Accumulated depreciation	(7,287)	(4,985)
Total Property, Plant and Equipment	11,067	12,969

TOTAL ASSETS	$57,194 ===========	$64,348 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$18,446	$18,810
Note payable, related party	39,329	39,329
Total Current Liabilities	57,775	58,139

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 4,190,000 shares issued and outstanding
	419	419
Additional paid-in capital	113,704	112,054
Deficit accumulated during development stage	(114,704)	(106,264)
Total Stockholders' Equity (Deficit)	(581)	6,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$57,194 ===========	$64,348 ===========

See accompanying notes and accountant's review report.

GEM INTERNATIONAL (USA), INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
		Quarter Ended				Nine Months Ended		From Inception (December 21, 1998) to September 30, 2001 (Unaudited)
		September 30, 2001 (Unaudited)		September 30, 2000 (Unaudited)		September 30, 2001 (Unaudited)	September 30, 2000 (Unaudited)
REVENUES
Revenue		$-		$17,200		$-	$36,100	$36,100
Related party revenue		26,627		-		26,627	-	26,627
Total Revenue		26,627		17,200		26,627	36,100	62,727
COST OF REVENUES		21,302		14,414		21,302	28,837	44,424
GROSS PROFIT		5,325		2,786		5,325	7,263	18,303
GENERAL AND ADMINISTRATIVE EXPENSES
Advertising		-		-		-	6,063	18,485
Depreciation		768		837		2,302	2,512	7,287
Bad debt		360		-		360	-	15,660
Bank charges		52		55		156	183	473
Excise and duty charges		-		-		-	-	5,778
Freight		-		-		-	289	1,060
Licenses and fees		-		-		370	100	470
Management fees		-		1,000		-	13,000	22,450
Office expense		527		9		1,135	5,125	7,417
Professional expense		2,438		14,002		9,698	23,459	43,179
Rent and storage		-		150		-	650	1,750
Research and marketing		-		3,624		-	3,624	3,624
Telephone and utilities		-		-		-	-	2,089
Travel		-		286		-	1,292	2,378
Web site expenses		-		-		-	-	10,884
Total Expenses		4,145		19,963		14,021	56,297	142,984
INCOME (LOSS) FROM OPERATIONS		1,180		(17,177)		(8,696)	(49,034)	(124,681)
OTHER INCOME (EXPENSES)
Interest income		590		743		1,893	1,820	4,564
Other income		13		10,000		13	10,000	10,013
Interest expense		(550)		(550)		(1,650)	(1,649)	(4,600)
Total Other Income (Expenses)		53		10,193		256	10,171	9,977
INCOME (LOSS) BEFORE INCOME TAXES		1,233		(6,984)		(8,440)	(38,863)	(114,704)
INCOME TAXES		-		-		-	-	-
NET INCOME (LOSS)		$1,233 =======		$(6,984) =======		$(8,440) =======	$(38,863) =======	$(114,704) =========
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$	nil =======	$	nil =======	$	nil =======	$(0.01) =======	$(0.03) =========

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		4,190,000 =======		4,190,000 =======		4,190,000 =======	3,861,533 =======	3,603,436 =========

See accompanying notes and accountant's review report.

GEM INTERNATIONAL (USA), INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	Number of Shares	Amount

Stock issued in April 1999 at an average price of $0.003 per share	3,190,000	$319	$8,991	$-	$9,310

Cash contributed for start-up costs	-	-	213	-	213

Imputed interest on loan from shareholder	-	-	751	-	751

Net loss for the year ending December 31, 1999	-	-	-	(49,087)	(49,087)

Balance at December 31, 1999	3,190,000	319	9,955	(49,087)	(38,813)

Stock issued for cash at $0.10 per share	1,000,000	100	99,900	-	100,000

Imputed interest on loan from shareholder	-	-	2,199	-	2,199

Net loss for the year ended December 31, 2000	-	-	-	(57,177)	(57,177)

Balance at December 31, 2000	4,190,000	419	112,054	(106,264)	6,209

Imputed interest on loan from shareholder	-	-	1,650	-	1,650

Net loss for the period ended September 30, 2001	-	-	-	(8,440)	(8,440)

Balance at September 30, 2001 (Unaudited)	4,190,000 =======	$419 =======	$113,704 =======	$(114,704) ==========	$(581) =======

See accompanying notes and accountant's review report.

GEM INTERNATIONAL (USA), INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2001 (Unaudited)	Nine Months Ended September 30, 2000 (Unaudited)	From Inception (December 21, 1998) to September 30, 2001 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,440)	$(38,863)	$(114,704)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	2,302	2,512	7,287
Imputed interest	1,650	1,649	4,600
Change in assets and liabilities:
Accounts receivable	360	(15,660)	-
Accrued interest income	875	(615)	(589)
Inventory	-	(6,677)	(6,677)
Bank overdrafts	-	1,489	-
Accounts payable	(364)	(1,788)	18,446
Net cash used by operating activities	(3,617)	(57,953)	(91,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase computer and office equipment	(400)	(5,093)	(18,354)
Investment in short-term note receivable	(3,766)	(58,393)	(77,490)
Payments received from short term note receivable	7,182	20,908	39,381
Net cash provided (used) by investing activities	3,016	(42,578)	(56,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	100,000	109,310
Proceeds from related party loan	-	-	39,542
Net cash provided by financing activities	-	100,000	148,852

Net increase in cash and cash equivalents	(601)	(531)	752
Cash and cash equivalents beginning of period	1,353	841	-

Cash and cash equivalents at end of period	$752 ============	$310 ============	$752 ============

Supplemental cash flow disclosures:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash items:
Capital contribution for imputed interest	$1,650	$1,649	$4,600

See accompanying notes and accountant's review report.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

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

Development Stage Activities

The Company has been in the development stage since its formation in December 1998 and has not yet realized any significant third party revenues from its planned operations. It is primarily engaged in wholesale distribution of jewelry and gemstones.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $8,440 for the period ended September 30, 2001, has an accumulated deficit of $114,704, and had minimal sales from inception. The future of the Company is dependent upon its ability to obtain financing and upon future successful and profitable operations. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Advertising Costs

Advertising costs are charged to operations when incurred.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

Basic and diluted net earnings (loss) per common share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share, as there were no common stock equivalents outstanding.

Inventories

The Company had $6,677 in inventory as of September 30, 2001. Inventory is purchased periodically for special orders and display purposes only and is stated at the lower of cost (using specific identification) or market.

The Company holds approximately $120,000 worth of inventory, valued at cost, on consignment from a related party, Queensland Opal N.L. (an Australian corporation). See Note 7. This inventory remains the property of Queensland Opal N.L., which is responsible for maintaining insurance on the inventory, until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Doubtful Accounts (Continued)

During the period ended September 30, 2001, the Company expensed $360 as bad debts. Receivables are shown net of allowance for bad debts of $0 as of September 30, 2001.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2001, the Company had net deferred tax assets of approximately $16,200, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $108,000, which expire in the years 2019 through 2020.

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
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Web Site Development

An outside consultant is developing the Company's web site to sell the Company's products in the future. The planning and development costs incurred in this project, in the amount of $10,884 for the period from inception (December 21, 1998) through December 31, 1999, were expensed as incurred in accordance with SOP 98-1.

Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 99-2, "Accounting for Web Site Development Costs." In accordance with this early adoption, the Company will henceforth capitalize web site development costs. Even though the development is not complete, during the nine months ended September 30, 2001, the Company had not incurred any web site development costs.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts receivable, notes receivable, accounts payable, and notes payable approximate their fair value

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Interim Financial Statements

The interim financial statements as of and for the nine months ended September 30, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company plans to adopt SFAS No. 142 on January 1, 2002. The Company believes that the adoption of these standards will not have a material effect on the Company's results of operations or financial position.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

NOTE 3 - CONCENTRATIONS

Bank Accounts

The Company maintains cash balances at a bank in British Columbia, Canada. The Canadian dollar account is insured up to a maximum of $60,000 per account. However, the United States dollar account is not insured. As of September 30, 2001, a total of $300 was at risk.

Customers

All of the Company's sales during the nine months ending September 30, 2001 were to one entity, which is controlled by the Company's secretary and main shareholder.

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

The cost of property, plant, and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the declining balance method as follows and amounted to $2,302 for the nine months ended September 30, 2001:

Computer Equipment                                30% declining balance

Office Furniture and Equipment                 20% declining balance

For income tax purposes, the statutory depreciation methods are used.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 5,000,000,000 shares of $0.0001 par value common stock. All shareholders are entitled to one non-cumulative vote per share owned.

In April 1999, 3,190,000 shares of common stock were issued for cash at an average value of $0.003 per share.

During the year ending December 31, 2000, 1,000,000 shares of common stock were issued for $0.10 per share.

NOTE 6 - ADDITIONAL PAID-IN CAPITAL

During the year ended December 31, 1998, shareholders contributed $213 for start-up costs. At September 30, 2001, the Company owed $39,329 to the president of the Company in the form of an uncollateralized note, which had no stated interest rate. However, interest is imputed using the applicable federal rate, which was 5.59% at the date the note was initiated (October 1, 1999). The imputation of interest resulted in additional paid-in capital of $1,650 for the nine months ended September 30, 2001.

GEM INTERNATIONAL (USA), INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001

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

During the year ended December 31, 2000, the Company loaned additional funds in the amount of $68,724 to a company, which is controlled by the Company's secretary and main shareholder. The purpose of this loan was to generate a higher interest return than at a banking institution. Additionally, during the quarter ended September 30, 2001, $3,766 was advanced to the related party for the balance due on a sale. Interest is being charged at 7% per annum on this uncollateralized obligation. On September 30, 2001, the balance owing is $38,109, plus accrued interest. For additional related party transactions, see Note 3 and Note 6.

NOTE 8 - OTHER INCOME

During the year ended December 31, 2000, the Company was awarded an advertising reimbursement. Due to past advertising disbursements being expensed in two different years, the reimbursement of $10,000 was recognized as income in 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet includes $57,194 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

During the quarter ended September 30, 2001, the Company had revenue of $26,627 bringing total revenue from sales to $26,627 for the nine months ended September 30, 2001, while the act loss amosunted to $(114,704) from inception to September 30, 2001.

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

Liquidity and Capital Resources

Gem had minimal working capital at September 30, 2001. Gem's ability to conduct operations depends upon Management's success in obtaining additional sources of financing primarily through additional offerings, bank loans, joint ventures, or other arrangements.

Effects of Inflation

Inflation has not had a significant impact on Gem's operations to date.

Web-site

Revenues generated from the web-site for the nine months ended September 30, 2001 and September 30, 2000 totaled $0. This was because the web-site had yet to generate revenues.

There was no operating expenses relating to the web-site for the nine months ending September 30, 2001 and 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended September 30, 2001.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 7th day of May, 2002.

GEM INTERNATIONAL (USA), INC.
BY:	/s/ Michael A. Cox
Michael A. Cox President, Chief Executive Officer, and a member of the Board of Directors

BY:	/s/ David Rambaran
David Rambaran Secretary/Treasurer, Chief Financial Officer, and a member of the Board of Directors